Form 10-K/A
period 2020-12-31
Gores Holdings V Inc.
filed 2021-05-10
CIK 1816816

stone

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 30, 2021, there were 52,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 13,125,000 shares of the Company’s Class F Common Stock, par value $0.0001 per share, issued and outstanding.

Explanatory Note

Gores Holdings V, Inc. (the “Company”) is filing this Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures for the period from June 25, 2020 (date of inception) through December 31, 2020 (the “Affected Period”). This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In light of the SEC Staff Statement, the Company’s management further evaluated its warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

Based on management’s evaluation, the Audit Committee of our Board of Directors (the “Audit Committee”), in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40.  As a result, the Company is required to classify the warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period, to recognize changes in the estimated fair value of the derivative instruments from the prior period that should be reported in the Company’s operating results for the current period, and to restate its financial statements accordingly and any related impact. In the process of evaluating its financial statements the Company also restated its financial statements to classify all Class A Common Stock in temporary equity. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 2,268,941 shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A Common Stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

We evaluated the impact of the above and concluded that it was potentially material from a quantitative standpoint to the following financial statements previously filed with the SEC: (1) the financial statements included in the Original Report and (2) the Balance Sheet as of August 10, 2020 included in the Current Report on Form 8-K; and (3) the condensed financial statements included in our Quarterly Report for the three-month period ended September 30, 2020. Consequently, we have restated these financial statements. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated.

The Company has not amended its previously filed Current Reports on Form 8-K or Quarterly Report on Form 10-Q. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

In connection with the restatement, management reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective due to insufficient risk assessment of the underlying accounting for certain financial instruments

i

resulting in the Company’s restatement of its financial statements. For a discussion of management’s consideration of our disclosure controls and procedures see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

ii

GORES HOLDINGS V, INC.

iii

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

The Business Combination Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of the Company on February 22, 2021 and the Board of Directors of AGSA on February 22, 2021. For more information, see the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Proposed Business Combination”

Business Strategy

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our common stock held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th in addition to certain other requirements, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

We will be required to evaluate our internal control procedures in the future as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see the section of this Annual Report entitled “Proposed Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the IPO Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see the section of this Annual Report entitled “Proposed Business—Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419.”

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this Annual Report entitled “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section of this Annual Report entitled “Proposed Business—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Our warrants are being accounted for as liabilities and are being recorded at fair value upon issuance with changes in fair value each period reported in our earnings. The changes in value of our warrants could have an adverse effect on the market price of our Class A common stock, an adverse effect on our financial results and/or make it more difficult for us to consummate an initial business combination.

In light of the SEC Staff Statement and guidance in ASC 815-40, the Company’s management evaluated the terms of its warrants issued in connection with its initial public offering, including the Private Placement Warrants and the public warrants, and concluded that the Company’s warrants include provisions that, based on the SEC Staff Statement, preclude the warrants from being classified as components of equity. As described in our financial statements included in Part II, Item 8, of this Annual Report on Form 10-K/A, we are accounting for these warrants as a derivative liability and are recording that liability at fair value upon issuance and are recording any subsequent changes in fair value as of the end of each period for which earnings are reported, as we determine based upon a valuation report obtained from our independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock and/or our financial results. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Additionally, in connection with our evaluation of the Company’s warrants in connection with the SEC Staff Statement, our management reassessed the effectiveness of its disclosure controls and procedures for the Affected Periods (as defined below) concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments, our disclosure controls and procedures were not effective. Further, we have determined that our insufficient risk assessment of the underlying accounting for certain financial instruments to be a material weakness in our internal controls over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. Any required remediation measures may be time consuming and costly and there is no assurance that such measures will ultimately have the intended effects.

We have restated our financial statements as of December 31, 2020 and for the period from June 25, 2020 (inception) through December 31, 2020, as well as our financial data as of August 10, 2020, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

On May 9, 2021, we concluded that the Company’s prior accounting for its outstanding warrants incorrectly reflected them as components of equity instead of as liabilities, and as a result thereof, our previous financial statements as of December 31, 2020 and for the period from June 25, 2020 (inception) through December 31, 2020, as well as our financial data as of August 10, 2020 (collectively, the “Affected Periods”), should no longer be relied upon. As a result, we restated our financial statements for the Affected Periods. The issues identified were all noncash and did not impact our cash flows or cash for the Affected Periods or the year ended December 31, 2020. As a result of the foregoing matters, we may become subject to additional risks and uncertainties, including, among others, unanticipated costs for accounting and legal fees, the increased possibility of legal proceedings, shareholder lawsuits, governmental agency investigations, and inquiries by the Nasdaq Stock Market or other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline. If any such actions occur, they will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

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

ITEM 3.       LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

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

Income Statement Data:

For the period
From June 25, 2020
(inception) to
December 31, 2020
Professional fees and other expenses	$(756,417)
State franchise taxes, other than income tax	(87,882)
Warrant liability expense	(11,222,500)
Allocated expense for warrant issuance cost	(792,306)
Net loss from operations	(12,859,105)
Other income - interest and dividend income	20,571
Loss before income taxes	(12,838,534)
Income tax benefit	172,983
Net loss attributable to common shares	$(12,665,551)

Per Share Data:

Net loss per ordinary share:
Class A Common Stock - basic and diluted	$(1.08)
Class F Common Stock - basic and diluted	$(1.08)

Balance Sheet Data:

As of
December 31,
2020
Working capital(1)	$(33,175,454)
Total assets(2)	$526,253,459
Total liabilities	$52,610,359
Stockholders’ equity	$(51,356,900)

(1)	Includes $705,817 in cash held outside of the Trust Account, plus $354,088 of other assets, less $34,235,359 of current liabilities.
(2)	Includes $525,020,571 held in the Trust Account, plus $705,817 in cash held outside of the Trust Account, plus $527,071 of other assets.

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

Results of Operations

For the period from June 25, 2020 to December 31, 2020, we had a net loss of ($12,665,551), of which ($12,014,806) are expenses related to warrant liability costs and issuance costs allocated to the warrants. Our business activities during the year mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by August 10, 2022. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

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

At December 31, 2020, the Company had current liabilities of $34,235,359 and working capital of ($33,175,454), the balances of which are primarily related to warrants we have recorded as liabilities. Other amounts related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination.

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

Offering Costs

The Company complies with the requirements of the Accounting Standards Codification (the “ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to stockholders’ equity upon the completion of our Public Offering. Accordingly, offering costs totaling $28,771,349 were charged to equity. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $792,306 that were previously recognized in equity are now reflected as an expense in the statement of operations.

Net loss per common share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founders Shares”). Net income/(loss) is shared pro rata between the two classes of shares. Private and public warrants to purchase 16,750,000 shares of common stock at $11.50 per share were issued on August 10, 2020. No warrants were exercised during the year ended December 31, 2020. The 16,750,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted net income/(loss) per common share in 2020 as the Company had a net loss for the year. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

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

Warrant Liability

We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Company utilizes a Monte Carlo simulation methodology to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the closing of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

Correction of Misstatements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

Denver, Colorado

February 26, 2021, except for the effect of the restatement disclosed in Note 2, as to which the date is May 9, 2021

GORES HOLDINGS V, INC.

BALANCE SHEET

December 31, 2020 (As Restated)

CURRENT ASSETS:
Cash and cash equivalents	$705,817
Prepaid assets	354,088
Total current assets	1,059,905
Deferred tax asset	172,983
Investments and cash held in Trust Account	525,020,571
Total assets	$526,253,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$479,977
State franchise tax accrual	87,882
Public warrants derivative liability	21,105,000
Private warrants derivative liability	12,562,500
Total current liabilities	34,235,359
Deferred underwriting compensation	18,375,000
Total liabilities	$52,610,359

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 52,500,000 shares at December 31, 2020 (at redemption value of $10 per share)	525,000,000

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,125,000 shares issued and outstanding at December 31, 2020	1,313
Additional paid-in-capital	—
Accumulated deficit	(51,358,213)

Total stockholders’ equity	(51,356,900)

Total liabilities and stockholders’ equity	$526,253,459

See accompanying notes to financial statements.

GORES HOLDINGS V, INC.

STATEMENT OF OPERATIONS

For the Period from June 25, 2020 (inception) to December 31, 2020 (As Restated)

Professional fees and other expenses	$(756,417)
State franchise taxes, other than income tax	(87,882)
Warrant liability expense	(11,222,500)
Allocated expense for warrant issuance cost	(792,306)
Net loss from operations	(12,859,105)
Other income - interest and dividend income	20,571
Loss before income taxes	(12,838,534)
Income tax benefit	172,983
Net loss attributable to common shares	$(12,665,551)

Net loss per ordinary share:
Class A Common Stock - basic and diluted	$(1.08)
Class F Common Stock - basic and diluted	$(1.08)

See accompanying notes to financial statements.

GORES HOLDINGS V, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from June 25, 2020 (inception) to December 31, 2020 (As Restated)

	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at June 25, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Sale of Class F Common Stock, par value $0.0001 per share, to Sponsor on July 14, 2020	-	-	11,500,000	1,150	23,850	-	25,000
Stock dividend of Class F Common Stock, par value $0.0001 per share, to Sponsor on August 5, 2020	-	-	2,156,250	216	(216)	-	-
Proceeds from initial public offering of Units on August 10, 2020 at $10.00 per Unit	52,500,000	5,250	-	-	-	-	-
Sale of 6,250,000 Private Placement Warrants to Sponsor on August 10, 2020 at $2.00 per Private Placement Warrant	-	-	-	-	-	-	-
Underwriters' discounts	-	-	-	-	-	-	-
Offering costs charged to additional paid-in capital	-	-	-	-	-	-	-
Deferred underwriting compensation	-	-	-	-	-	-	-
Forfeited Class F Common stock by Sponsor	-	-	(531,250)	(53)	53	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	4,125,000	-	4,125,000
Subsequent measurement charge for temporary equity	-	-	-	-	(4,148,687)	-	(4,148,687)
Class A Common Stock subject to possible redemption; 52,500,000 shares at a redemption price of $10.00	(52,500,000)	(5,250)	-	-	-	-	-
Subsequent measurement under ASC 480-10-S99	-	-	-	-	-	(38,692,662)	(38,692,662)
Net loss	-	-	-	-	-	(12,665,551)	(12,665,551)
Balance at December 31, 2020 (As Restated)	-	$-	13,125,000	$1,313	$-	$(51,358,213)	$(51,356,900)

See accompanying notes to financial statements.

GORES HOLDINGS V, INC.

STATEMENT OF CASH FLOWS

For the Period from June 25, 2020 (inception) to December 31, 2020 (As Restated)

Cash flows from operating activities:
Net loss	$(12,665,551)
Changes in state franchise tax accrual	87,882
Changes in prepaid assets	(354,088)
Changes in accrued expenses, formation and offering costs	479,977
Issuance costs related to warrant liability	792,306
Changes in fair value warrants derivative liability	11,222,500
Changes in deferred income tax	(172,983)
Net cash used in operating activities	(609,957)
Cash flows from investing activities:
Cash deposited in Trust Account	(525,000,000)
Interest and dividends reinvested in the Trust Account	(20,571)
Net cash used in investing activities	(525,020,571)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	525,000,000
Proceeds from sale of Class F Common Stock to Sponsor	25,000
Proceeds from sale of Private Placement Warrants to Sponsor	12,500,000
Proceeds from notes and advances payable – related party	300,000
Repayment of notes and advances payable – related party	(300,000)
Payment of underwriters’ discounts and commissions	(10,500,000)
Payment of accrued offering costs	(688,655)
Net cash provided by financing activities	526,336,345
Increase in cash	705,817
Cash at beginning of period	—
Cash at end of period	$705,817
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$18,375,000

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

2. Restatement of Previously Issued Financial Statements

We previously accounted for outstanding warrants issued in connection with our initial public offering in August 2020 as components of equity rather than as derivative liabilities.  In light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the staff of the SEC issued on dated April 12, 2021 (the “SEC Staff Statement”), the Company’s management further evaluated the warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. In the process of evaluating its financial statements the Company also restated its financial statements to classify all Class A Common Stock in temporary equity. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 2,268,941 shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A Common Stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

Based on management’s evaluation, the Audit Committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40.  As a result, the Company is reclassifying the warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period and recognizing changes in the estimated fair value of the derivative instruments from the prior period should be reported in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities, and the reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

	December 31, 2020
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Public warrants derivative liability	-	21,105,000	21,105,000
Private warrant derivative liability	-	12,562,500	12,562,500
Total liabilities	18,942,859	33,667,500	52,610,359
Class A Common Stock subject to possible redemption	502,310,590	8,619,410	510,930,000
Allocation of underwriters' discounts, offering costs and deferred fees to Class A shares	-	(28,771,349)	(28,771,349)
Immediate accretion to redemption amount	-	42,841,349	42,841,349
Total temporary equity	502,310,590	22,689,410	525,000,000
Class A Common Stock	227	(227)	-
Additional paid-in capital	5,649,215	(5,649,215)	-
Accumulated deficit	(650,745)	(50,707,468)	(51,358,213)
Total stockholders' equity (deficit)	5,000,010	(56,356,910)	(51,356,900)
Statement of Operations
Warrant liability expense	$-	$(11,222,500)	$(11,222,500)
Allocated expense for warrant issuance cost	-	(792,306)	(792,306)
Loss before income taxes	(823,728)	(12,014,806)	(12,838,534)
Net loss	(650,745)	(12,014,806)	(12,665,551)
Total comprehensive loss	(650,745)	(12,014,806)	(12,665,551)
Statement of Cash Flows
Net loss	$(650,745)	$(12,014,806)	$(12,665,551)
Issuance costs related to warrant liability	-	792,306	792,306
Changes in fair value warrants derivative liability	-	11,222,500	11,222,500

	September 30, 2020
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Public warrants derivative liability	-	15,750,000	15,750,000
Private warrant derivative liability	-	9,375,000	9,375,000
Total liabilities	18,996,908	25,125,000	44,121,908
Class A Common Stock subject to possible redemption	502,647,630	8,282,370	510,930,000
Allocation of underwriters' discounts, offering costs and deferred fees to Class A shares	-	(28,769,826)	(28,769,826)
Immediate accretion to redemption amount	-	42,839,826	42,839,826
Total temporary equity	502,647,630	22,352,370	525,000,000
Class A Common Stock	224	(224)	-
Additional paid-in capital	5,313,743	(5,313,743)	-
Accumulated deficit	(315,276)	(42,163,403)	(42,478,679)
Total stockholders' equity (deficit)	5,000,004	(47,477,370)	(42,477,366)
Statement of Operations
Warrant liability expense	$-	$(2,680,000)	$(2,680,000)
Allocated expense for warrant issuance cost	-	(792,264)	(792,264)
Loss before income taxes	(399,083)	(3,472,264)	(3,871,347)
Net loss	(315,276)	(3,472,264)	(3,787,540)
Total comprehensive loss	(315,276)	(3,472,264)	(3,787,540)
Statement of Cash Flows
Net loss	$(315,276)	$(3,472,264)	$(3,787,540)
Issuance costs related to warrant liability	-	792,264	792,264
Changes in fair value warrants derivative liability	-	2,680,000	2,680,000

	August 10, 2020
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Public warrants derivative liability	-	14,070,000	14,070,000
Private warrant derivative liability	-	8,375,000	8,375,000
Total liabilities	18,824,637	22,445,000	41,269,637
Class A Common Stock subject to possible redemption	502,995,190	7,934,810	510,930,000
Allocation of underwriters' discounts, offering costs and deferred fees to Class A shares	-	(28,699,499)	(28,699,499)
Immediate accretion to redemption amount	-	42,769,499	42,769,499
Total temporary equity	502,995,190	22,004,810	525,000,000
Class A Common Stock	220	(220)	-
Additional paid-in capital	5,038,398	(5,038,398)	-
Accumulated deficit	(39,981)	(39,411,192)	(39,451,173)
Total stockholders' equity (deficit)	5,000,003	(44,449,810)	(39,449,807)

3.       Significant Accounting Policies

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

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founders Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 16,750,000 shares of Common Stock at $11.50 per share were issued on August 10, 2020. No warrants were exercised during the year ended December 31, 2020. The 16,750,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share in 2020 as the Company had a net loss for the year As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

	For the Period from June 25, 2020 (inception) to December 31, 2020 (As Restated)
	Class A	Class F
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(42,840,225)	$(12,666,675)

Denominator:
Weighted-average shares outstanding	39,789,750	11,766,913
Basic and diluted net loss per share	$(1.08)	$(1.08)

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to equity upon the completion of our Public Offering. Accordingly, offering costs totaling $22,771,349 were charged to equity. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $792,306 that were previously recognized in equity are now reflected as an expense in the statement of operations.

Redeemable Common Stock

As discussed in Note 3, all of the 52,500,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company had previously classified 2,268,941 shares in permanent equity given its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A Common Stock as redeemable as the threshold in its charter does not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s the statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation model (see Note 9).

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

In addition, at December 31, 2020, the Company had current liabilities of $34,235,359 and working capital of ($33,175,454), the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2, 3, and 9. Other amounts related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1.  Such work is continuing after December 31, 2020 and amounts are continuing to accrue.

4.       Public Offering

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in ASC 815-40. The fair value of the public warrants at issuance date was a liability of $14,070,000. At December 31, 2020, the fair value has increased to $21,105,000. The change in fair value of $7,035,000 is reflected as an expense in the statement of operations.

All of the 52,500,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A Common Stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Common Stock classified as temporary equity is the allocated proceeds based on the guidance in ASC 470-20.

Our Class A Common Stock are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of December 31, 2020, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

As of December 31, 2020
Gross proceeds	$525,000,000
Less:
Proceeds allocated to public warrants	$(14,070,000)
Class A shares issuance costs	$(28,771,349)
Plus:
Accretion of carrying value to redemption value	$(42,841,349)
Contingently redeemable Class A Common Stock	$525,000,000

5.       Related Party Transactions

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

The sale of the Founders Shares is in the scope of ASC Topic 718, “Compensation-Stock Compensation.”  Under ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. As of December 31, 2020, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

6.       Deferred Underwriting Compensation

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

7.       Income Taxes

Effective Tax Rate Reconciliation

The Company’s effective tax rates differ from the federal statutory rate primarily due to the fair value on instruments treated as debt for GAAP and equity for tax purposes, which is not deductible for income tax purposes, for 2020. A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided at December 31, 2020 as follows:

For the period
From June 25, 2020
(inception) to
December 31, 2020
Income tax expense/(benefit) at the federal statutory rate	$(2,696,092)
Warrant liability expense	2,356,725
Allocated expense for warrant issuance cost	166,384
State income taxes - net of federal income tax benefits	(30,882)
Change in valuation allowance	30,882
Total income tax expense (benefit)	$(172,983)

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

8.       Investments and Cash Held in Trust

As of December 31, 2020, investment securities in the Company’s Trust Account consist of $525,020,571 in money market funds.

9.        Fair Value Measurement

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in August 2020 are subject to treatment as a liability. The Company utilizes a Monte Carlo simulation methodology to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Warrants were classified as Level 2 at the respective measurement dates.

The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows for the relevant periods:

	As of
	August 6, 2020	September 30, 2020	December 31, 2020
Implied volatility	21%	21%	N/A1
Risk-free interest rate	0.25%	0.33%	0.43%
Warrant exercise price	$11.50	$11.50	$11.50
Expected term	5.5	5.5	5.5

1 At December 31, 2020 there were observable transactions in the Company’s warrants so an implied volatility was not utilized.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of December 31, 2020 and September 30, 2020 are classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $12.6 million and $21.1 million, respectively, based on the closing price of GRSVU on that date of $10.77.

As of September 30, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $9.4 million and $15.8 million, respectively, based on the closing price of GRSVU on that date of $10.35.

The following table presents the changes in the fair value of warrant liabilities:
	Private placement warrants	Public warrants	Total warrant liabilities
Fair value when issued (August 2020)	$8,375,000	$14,070,000	$22,445,000
Change in fair value from inception	$4,187,500	$7,035,000	$11,222,500
Fair value at December 31, 2020	$12,562,500	$21,105,000	$33,667,500

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	525,020,571	525,020,571	—	—
Public warrants	21,105,000	—	21,105,000	—
Private placement warrants	12,562,500	—	12,562,500	—
Total	$558,688,071	$525,020,571	$33,667,500	$—

10.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 440,000,000 shares of common stock, consisting of 400,000,000 shares of Class A common stock, par value $0.0001 per share and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At December 31, 2020, there were 52,500,000   shares of Class A common stock and 13,125,000  shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2020, there were no shares of preferred stock issued and outstanding.

11.       Risk and Contingencies

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

12.       Subsequent Events

Management has performed an evaluation of subsequent events through May 9, 2021 of the financial statements, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On February 26, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in connection with the preparation of this Form 10-K/A, our management re-evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020.  Based upon that evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its financial statements as described in the Explanatory Note to this Form 10-K/A, our disclosure controls and procedures were not effective as of December 31, 2020.

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies; however, in light of management’s conclusion, following a review of the warrants in connection with the SEC Staff Statement, to reclassify the Company’s warrants, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain financial instruments which we determined to be a material weakness.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on the date of the initial listing, we agreed to pay an affiliate of our Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

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

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. We will file a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement of which this Annual Report is a part. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See the section of this Annual Report entitled “Where You Can Find Additional Information.”

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

2.1

Business Combination Agreement, dated as of February 22, 2021, by and among Gores Holdings V, Inc., Ardagh Metal Packaging S.A., Ardagh Group S.A. and Ardagh MP MergeCo Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on February 23, 2021)

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

10.5

Administrative Services Agreement, dated August 3, 2020, between the Company and The Gores Group, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on August  11, 2020).

Exhibit Number	Description
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

GORES HOLDINGS V, INC.

Date: May 9, 2021	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Principal Executive Officer)