Form 10-Q
period 2021-03-31
Gores Holdings V Inc.
filed 2021-05-24
CIK 1816816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021, there were 52,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 13,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS V, INC.

BALANCE SHEET

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$124,083	$705,817
Prepaid assets	352,890	354,088
Total current assets	476,973	1,059,905
Deferred tax asset	—	172,983
Investments and cash held in Trust Account	525,033,518	525,020,571
Total assets	$525,510,491	$526,253,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$5,477,436	$479,977
State franchise tax accrual	50,000	87,882
Public warrants derivative liability	16,275,000	21,105,000
Private warrants derivative liability	9,687,500	12,562,500
Total current liabilities	31,489,936	34,235,359
Deferred underwriting compensation	18,375,000	18,375,000
Total liabilities	$49,864,936	$52,610,359

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 52,500,000 shares (at redemption value of $10 per share)	525,000,000	525,000,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,125,000 shares issued and outstanding	1,313	1,313
Additional paid-in-capital	—	—
Accumulated deficit	(49,355,758)	(51,358,213)

Total stockholders’ equity (deficit)	(49,354,445)	(51,356,900)

Total liabilities and stockholders’ equity (deficit)	$525,510,491	$526,253,459

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS V, INC.

STATEMENT OF OPERATIONS

(Unaudited)

Three
Months Ended
March 31, 2021
Professional fees and other expenses	(5,492,509)
State franchise taxes, other than income tax	(50,000)
Gain from change in fair value of warrant liability	7,705,000
Net income from operations	2,162,491
Other income - interest and dividend income	12,947
Income before income taxes	$2,175,438
Income tax expense	(172,983)
Net income attributable to common shares	$2,002,455

Net income per ordinary share:
Class A Common Stock - basic and diluted	$0.03
Class F Common Stock - basic and diluted	$0.03

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS V, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended March 31, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	-	$-	13,125,000	$1,313	$-	$(51,358,213)	$(51,356,900)
Net income	-	-	-	-	-	2,002,455	2,002,455
Balance at March 31, 2021	-	$-	13,125,000	$1,313	$-	$(49,355,758)	$(49,354,445)

See accompanying notes to the unaudited, interim financial statements

GORES HOLDINGS V, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

(Unaudited)

Cash flows from operating activities:
Net income	$2,002,455
Changes in state franchise tax accrual	(37,882)
Changes in prepaid assets	1,198
Changes in accrued expenses, formation and offering costs	4,997,459
Changes in fair value warrants derivative liability	(7,705,000)
Changes in deferred income tax	172,983
Net cash used in operating activities	(568,787)
Cash flows from investing activities:
Interest and dividends reinvested in the Trust Account	(12,947)
Net cash used in investing activities	(12,947)
Cash flows from financing activities:
Net cash provided by financing activities	—
Decrease in cash	(581,734)
Cash at beginning of period	705,817
Cash at end of period	$124,083
Supplemental disclosure of income taxes paid:
Cash paid for income and state franchise taxes	$87,882

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of March 31, 2021, the Trust Account consisted of money market funds.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the full year or any other period. The Company was formed on June 25, 2020. Therefore, these financials statements do not include comparative statements to prior 2020 periods.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founders Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 16,750,000 shares of Common Stock at $11.50 per share were issued on August 10, 2020. At March 31, 2021, no warrants have been exercised. The 16,750,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the period.

	For the Three Months Ended March 31, 2021
	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$1,601,964	$400,491

Denominator:
Weighted-average shares outstanding	52,500,000	13,125,000
Basic and diluted net income/(loss) per share	$0.03	$0.03

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the balance sheet.

Offering Costs

The Company complies with the requirements of ASC Topic 340-10-S99-1, “Distinguishing Liabilities from Equity – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to equity upon the completion of our Public Offering.

Redeemable Common Stock

As discussed in Note 3, all of the 52,500,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A Common Stock has been classified outside of permanent equity.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021.

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

Investments and Cash Held in Trust Account

At March 31, 2021, the Company had $525,033,518 in the Trust Account which may be utilized for Business Combinations. At March 31, 2021, the Trust Account consisted of money market funds.

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

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

In addition, at March 31, 2021 and December 31, 2020, the Company had current liabilities of $31,489,936 and $34,235,359, respectively and working capital of ($31,012,963) and ($33,175,454), the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2021 and amounts are continuing to accrue.

3.       Public Offering

Public Units

On August 10, 2020, the Company sold 52,500,000 units at a price of $10.00 per unit (the “Units”), including 5,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $525,000,000. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-fifth of one redeemable Class A common stock purchase warrant (the “Warrants”). Each Whole Warrant entitles the holder to purchase one share of Class A common stock for $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Warrants. The Company paid an upfront underwriting discount of 2.00% ($10,500,000) of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.50% ($18,375,000) of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2020 was a liability of $21,105,000. At March 31, 2021, the fair value has decreased to $16,275,000. The change in fair value of $4,830,000 is reflected as a gain in the statement of operations.

All of the 52,500,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A Common Stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Common Stock classified as temporary equity is the allocated proceeds based on the guidance in ASC Topic 470-20, “Debt – Debt with Conversion and Other Options.”

Our Class A Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was recognized on December 31, 2020, and there has been no additional accretion for the three months ended March 31, 2021:

As of March 31, 2021
Gross proceeds	$525,000,000
Less:
Proceeds allocated to public warrants	$(14,070,000)
Class A shares issuance costs	$(28,771,349)
Plus:
Accretion of carrying value to redemption value	$(42,841,349)
Contingently redeemable Class A Common Stock	$525,000,000

4.       Related Party Transactions

Founder Shares

On July 14, 2020, the Sponsor purchased 11,500,000 shares of Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, the Sponsor transferred an aggregate of 75,000 Founder Shares to the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”). On August 5, 2020, the Company effected a stock dividend with respect to the Company’s Founder Shares of 2,156,250 shares thereof, resulting in the Company’s initial stockholders holding an aggregate of 13,656,250 shares of Class F Common Stock. On September 21, 2020, the Sponsor forfeited 531,250 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s second amended and restated certificate of incorporation.

The sale of the Founders Shares is in the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. As of December 31, 2020, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

For the three months ended March 31, 2021 the Company has paid the affiliate $60,000.

5.       Deferred Underwriting Compensation

The Company is committed to pay a deferred underwriting discount totaling $18,375,000 or 3.50% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

6.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The Company’s effective tax rates differ from the federal statutory rate primarily due to the fair value on instruments treated as debt for GAAP and equity for tax purposes, which is not deductible for income tax purposes, for 2021.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended March 31, 2021. As of March 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and Cash Held in Trust

As of March 31, 2021, investment securities in the Company’s Trust Account consist of $525,033,518 in money market funds.

8.       Fair Value Measurement

The Company complies with ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

Warrants

The Company has determined that warrants issued in connection with its initial public offering in August 2020 are subject to treatment as a liability. The Company utilizes a Monte Carlo simulation methodology to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. At March 31, 2021 and December 31, 2020, there were observable transactions in the Company’s public warrants and correspondingly an implied volatility. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Warrants were classified as Level 2 at the respective measurement dates.

The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows for the relevant periods:

	As of
	December 31, 2020	March 31, 2021
Volatility	24.8%	21.1%
Risk-free interest rate	0.43%	1.01%
Warrant exercise price	$11.50	$11.50
Expected term	5.5	5.4

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of March 31, 2021 and December 31, 2020 are classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of March 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $9.7 million and $16.3 million, respectively, based on the closing price of GRSVW on that date of $1.55.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $12.6 million and $21.1 million, respectively, based on the closing price of GRSVW on that date of $2.01.

The following table presents the changes in the fair value of warrant liabilities:

	Private placement warrants	Public warrants	Total warrant liabilities
Fair value at December 31, 2020	$12,562,500	$21,105,000	$33,667,500
Change in fair value	(2,875,000)	(4,830,000)	(7,705,000)
Fair value at March 31, 2021	$9,687,500	$16,275,000	$25,962,500

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	525,033,518	525,033,518	—	—
Public warrants	16,275,000	—	16,275,000	—
Private placement warrants	9,687,500	—	9,687,500	—
Total	$550,996,018	$525,033,518	$25,962,500	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 440,000,000 shares of common stock, consisting of 400,000,000 shares of Class A common stock, par value $0.0001 per share and 40,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At March 31, 2021, there were 52,500,000 shares of Class A common stock and 13,125,000  shares of Class F common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2021, there were no shares of preferred stock issued and outstanding.

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

11.       Subsequent Events

Management has performed an evaluation of subsequent events through May 24, 2021, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the condensed financial statements.

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

Results of Operations

For the three months ended March 31, 2021, we had net income of $2,002,455, of which $7,705,000 is non-cash gains related to the change in fair value of the warrant liability. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by August 10, 2022. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at March 31, 2021, we had $124,083 in cash and deferred offering costs of $18,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

On July 14, 2020, the Sponsor purchased 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, the Sponsor transferred an aggregate of 75,000 Founder Shares to the Company’s independent directors. On August 5, 2020, the Company effected a stock dividend with respect to the Company’s Founder Shares of 2,156,250 shares thereof, resulting in the Company’s initial stockholders holding an aggregate of 13,656,250 shares of Class F Common Stock. On September 21, 2020, the Sponsor forfeited 531,250 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering.

On August 10, 2020, the Company consummated its Public Offering of 52,500,000 Units at a price of $10.00 per Unit, including 5,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $525,000,000. On the IPO Closing Date, we completed the private sale of an aggregate of 6,250,000 Private Placement Warrants, each exercisable to purchase one share of Common Stock at $11.50 per share, to our Sponsor, at a price of $2.00 per Private Placement Warrant, generating gross proceeds, before expenses, of $12,500,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $526,055,000, of which $525,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $1,055,000 at the closing of our Public Offering. Interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

On July 14, 2020, Company borrowed $300,000 by the issuance of an unsecured promissory note from the Sponsor for $300,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Public Offering. These Notes were repaid in full upon the completion of the Public Offering.

At March 31, 2021 and December 31, 2020, we had cash held outside of the Trust Account of approximately $124,083 and $705,817, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At March 31, 2021 and December 31, 2020, the Company had current liabilities of $31,489,936 and $34,235,359, respectively, and working capital of ($31,012,963) and ($33,175,454), respectively, the balances of which are primarily related to warrants we have recorded as liabilities. Other amounts related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination.

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

Contractual Obligations

As of March 31, 2021 and December 31, 2020, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

The underwriters are entitled to underwriting discounts and commissions of 5.5% ($28,875,000), of which 2.0% ($10,500,000) was paid at the closing of the Public Offering, and 3.5% ($18,375,000) was deferred. The Deferred Discount will become payable to the underwritesr from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the Deferred Discount.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended March 31, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of March 31, 2021, $525,033,518 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of March 31, 2021, investment securities in the Company’s Trust Account consists of $525,033,518 in money market funds. As of March 31, 2021, the effective annualized rate of return generated by our investments was approximately 0.0008%.

We have not engaged in any hedging activities during the three months ended March 31, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, our management re-evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2021.  Based upon that evaluation, and in light of the SEC Staff Statement on April 12, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its financial statements, our disclosure controls and procedures were not effective as of March 31, 2021. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies; however, in light of management’s conclusion, following a review of the warrants in connection with the SEC Staff Statement, to reclassify the Company’s warrants, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain financial instruments which we determined to be a material weakness.

During the most recently completed fiscal quarter, there has been no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus filed with the SEC on August 7, 2020 and our Annual Report on Form 10-K/A filed with the SEC on May 9, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on August 7, 2020 or our Annual Report on Form 10-K/A filed on May 9, 2021; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On July 14, 2020, the Sponsor purchased 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, the Sponsor transferred an aggregate of 75,000 Founder Shares to the Company’s independent directors. On August 5, 2020, the Company effected a stock dividend with respect to the Company’s Founder Shares of 2,156,250 shares thereof, resulting in the Company’s initial stockholders holding an aggregate of 13,656,250 shares of Class F Common Stock. On September 21, 2020, the Sponsor forfeited 531,250 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. Our Public Offering was consummated on August 10, 2020.

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

Use of Proceeds

On August 5, 2020, our registration statement on Form S‑1 (File No. 333-239962) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 52,500,000 Units at an offering price to the public of $10.00 per Unit, including 5,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $525,000,000.

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

Through March 31, 2021, we incurred approximately $11,188,654 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $10,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $18,375,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated August 7, 2020 which was filed with the SEC.

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

As of March 31, 2021, after giving effect to our Public Offering and our operations subsequent thereto, approximately $525,033,518 was held in the Trust Account, and we had approximately $124,083 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Holdings V, Inc. for the quarter ended March 31, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets, (ii) Statement of Income,  (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS V, INC.

Date: May 24, 2021	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)