Form 10-Q
period 2021-06-30
Gores Holdings V Inc.
filed 2021-08-02
CIK 1816816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 52,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 13,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS V, INC.

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$870	$705,817
Prepaid assets	276,932	354,088
Total current assets	277,802	1,059,905
Deferred tax asset	—	172,983
Investments and cash held in Trust Account	525,046,609	525,020,571
Total assets	$525,324,411	$526,253,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$6,642,475	$479,977
State franchise tax accrual	64,867	87,882
Public warrants derivative liability	21,420,000	21,105,000
Private warrants derivative liability	12,750,000	12,562,500
Total current liabilities	40,877,342	34,235,359
Deferred underwriting compensation	18,375,000	18,375,000
Total liabilities	$59,252,342	$52,610,359

Commitments and contingencies
Class A Common Stock subject to possible redemption, 52,500,000 shares (at redemption value of $10 per share)	525,000,000	525,000,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,125,000 shares issued and outstanding	1,313	1,313
Additional paid-in-capital	—	—
Accumulated deficit	(58,929,244)	(51,358,213)

Total stockholders’ equity (deficit)	(58,927,931)	(51,356,900)

Total liabilities and stockholders’ equity (deficit)	$525,324,411	$526,253,459

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS V, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Professional fees and other expenses	(1,329,077)	(6,821,587)
State franchise taxes, other than income tax	(50,000)	(100,000)
Expense from change in fair value of warrant liability	(8,207,500)	(502,500)
Net loss from operations	(9,586,577)	(7,424,087)
Other income - interest and dividend income	13,091	26,039
Loss before income taxes	$(9,573,486)	$(7,398,048)
Income tax expense	—	(172,983)
Net loss attributable to common shares	$(9,573,486)	$(7,571,031)

Net loss per ordinary share:
Class A Common Stock - basic and diluted	$(0.15)	$(0.12)
Class F Common Stock - basic and diluted	$(0.15)	$(0.12)

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS V, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended June 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at April 1, 2021	-	$-	13,125,000	$1,313	$-	$(49,355,758)	$(49,354,445)
Net income	-	-	-	-	-	(9,573,486)	(9,573,486)
Balance at June 30, 2021	-	$-	13,125,000	$1,313	$-	$(58,929,244)	$(58,927,931)

	Six Months Ended June 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	-	$-	13,125,000	$1,313	$-	$(51,358,213)	$(51,356,900)
Net income	-	-	-	-	-	(7,571,031)	(7,571,031)
Balance at June 30, 2021	-	$-	13,125,000	$1,313	$-	$(58,929,244)	$(58,927,931)

See accompanying notes to the unaudited, interim financial statements

GORES HOLDINGS V, INC.

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

(Unaudited)

Cash flows from operating activities:
Net income	$(7,571,031)
Changes in state franchise tax accrual	(23,015)
Changes in prepaid assets	77,156
Changes in accrued expenses, formation and offering costs	6,162,498
Changes in fair value warrants derivative liability	502,500
Changes in deferred income tax	172,983
Net cash used in operating activities	(678,909)
Cash flows from investing activities:
Interest and dividends reinvested in the Trust Account	(26,038)
Net cash used in investing activities	(26,038)
Cash flows from financing activities:
Net cash provided by financing activities	—
Decrease in cash	(704,947)
Cash at beginning of period	705,817
Cash at end of period	$870
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$123,015

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS V, INC.

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

1.       Organization and Business Operations

Organization and General

Gores Holdings V, Inc. (the “Company”) was incorporated in Delaware on June 25, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not engaged in any operations , other than to identify and consummate a Business Combination, and has not generated any operating revenue to date. The Company’s management has broad discretion with respect to the Business Combination. The Company’s Sponsor is Gores Sponsor V, LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31st as its fiscal year-end.

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

Private Placement Subscription Agreements

In connection with the execution of the Business Combination Agreement, on February 22, 2021, AMPSA and the Company entered into Subscription Agreements (each, a “Subscription Agreement” and collectively, the “Subscription Agreements”) with certain investors and Sponsor, pursuant to which the investors and the Sponsor agreed to purchase, and AMPSA agreed to sell to the investors and the Sponsor the PIPE Shares for an aggregate cash amount of $600,000,000.

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of June 30, 2021, the Trust Account consisted of money market funds.

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

As a result of the foregoing redemption provisions, the public shares of common stock are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of results that may be expected for the full year or any other period. While the Company was formed on June 25, 2020, there were no transactions between inception and June 30, 2020. Therefore, these financials statements do not include comparative statements to prior 2020 periods.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founders Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 16,750,000 shares of Common Stock at $11.50 per share were issued on August 10, 2020. At June 30, 2021, no warrants have been exercised. The 16,750,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$(7,658,789)	$(1,914,697)	$(6,056,825)	$(1,514,206)

Denominator:
Weighted-average shares outstanding	52,500,000	13,125,000	52,500,000	13,125,000
Basic and diluted net income/(loss) per share	$(0.15)	$(0.15)	$(0.12)	$(0.12)

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

Offering Costs

The Company complies with the requirements of ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to equity upon the completion of our Public Offering.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021.

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

Investments and Cash Held in Trust Account

At June 30, 2021, the Company had $525,046,609 in the Trust Account which may be utilized for Business Combinations. At June 30, 2021, the Trust Account consisted of money market funds.

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

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

In addition, at June 30, 2021 and December 31, 2020, the Company had current liabilities of $40,877,342 and $34,235,359, respectively and working capital of ($40,599,540) and ($33,175,454), the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2021, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2020 was a liability of $21,105,000. At June 30, 2021, the fair value has increased to $21,420,000. The change in fair value of $315,000 is reflected as a loss in the statements of operations.

All of the 52,500,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A Common Stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Common Stock classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options.”

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

As of June 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was recognized on December 31, 2020, and there has been no additional accretion for the six months ended June 30, 2021:

As of June 30, 2021
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

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

For the six months ended June 30, 2021 the Company has paid the affiliate $120,000.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended June 30, 2021. As of June 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and Cash Held in Trust

As of June 30, 2021, investment securities in the Company’s Trust Account consist of $525,046,609 in money market funds.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in August 2020 are subject to treatment as a liability. The Company utilizes a Monte Carlo simulation methodology to value the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. At December 31, 2020, there were observable transactions in the Company’s public warrants and correspondingly an implied volatility. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At June 30, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The public warrants were valued at $2.04 at June 30, 2021. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

The Warrants were classified as Level 2 at the respective measurement dates.

The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows for the relevant periods:

	As of
	December 31, 2020	June 30, 2021*
Volatility	24.8%	—
Risk-free interest rate	0.43%	—
Warrant exercise price	$11.50	$11.50
Expected term	5.5	5.1

*Volatility and risk-free rate were not utilized in computation.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of June 30, 2021 and December 31, 2020 are classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of June 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $12.8 million and $21.4 million, respectively, based on the closing price of GRSVW on that date of $2.04.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $12.6 million and $21.1 million, respectively, based on the closing price of GRSVW on that date of $2.01.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value at December 31, 2020	$12,562,500	$21,105,000	$33,667,500
Change in fair value	187,500	315,000	502,500
Fair value at June 30, 2021	$12,750,000	$21,420,000	$34,170,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	525,046,609	525,046,609	—	—
Public warrants	21,420,000	—	21,420,000	—
Private placement warrants	12,750,000	—	12,750,000	—
Total	$559,216,609	$525,046,609	$34,170,000	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 440,000,000 shares of common stock, consisting of 400,000,000 shares of Class A common stock, par value $0.0001 per share and 40,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At June 30, 2021, there were 52,500,000 shares of Class A common stock and 13,125,000  shares of Class F common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2021, there were no shares of preferred stock issued and outstanding.

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

11.       Subsequent Events

On July 1, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The Company is entitled to submit drawdown requests to the Sponsor from time to time and the proceeds from any amounts borrowed under the note will be used for on-going operational expenses and certain other expenses. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates a Business Combination. On July 1, 2021, the Sponsor loaned to the Company $350,000. On July 7, 2021, the Sponsor advanced to the Company another $1,000,000. On July 21, 2021, the Company repaid $1,000,000 to the Sponsor, leaving an outstanding balance as of August 2, 2021 of $350,000. Management has performed an evaluation of subsequent events through August 2, 2021, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the condensed financial statements.

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

Results of Operations

For the six months ended June 30, 2021, we had net loss of ($7,571,031), of which $502,500 relates to a non-cash loss related to the change in fair value of the warrant liability. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by August 10, 2022. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at June 30, 2021, we had $870 in cash and deferred offering costs of $18,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

At June 30, 2021 and December 31, 2020, we had cash held outside of the Trust Account of approximately $870 and $705,817, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At June 30, 2021 and December 31, 2020, the Company had current liabilities of $40,877,342 and $34,235,359, respectively, and working capital of ($40,599,540) and ($33,175,454), respectively, the balances of which are primarily related to warrants we have recorded as liabilities  as described in Notes 2 and 3. Other amounts related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2021 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

Contractual Obligations

As of June 30, 2021 and December 31, 2020, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the six months ended June 30, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2021, $525,046,609 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of June 30, 2021, investment securities in the Company’s Trust Account consists of $525,046,609 in money market funds. As of June 30, 2021, the effective annualized rate of return generated by our investments was approximately 0.0008%.

We have not engaged in any hedging activities during the six months ended June 30, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

As we describe below, during the second quarter of 2021, we remediated the material weakness in internal control over financial reporting that we identified as of December 31, 2020 and March 31, 2021. There were no other material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Remediation of Material Weakness

In connection with our management’s assessment of our internal control over financial reporting as of December 31, 2020 and March 31, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities over our accounting for warrants as derivative liabilities, recognition of changes in the estimated fair value of the derivative instruments, and correct equity classification of all Class A Common Stock. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and stockholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations. This was corrected prior to the issuance of our financial statements for the period ended March 31, 2021, but not prior to the issuance of our financial statements for the year ended December 31, 2020, resulting in a restatement of our Annual Report on Form 10-K/A filed with the SEC on May 9, 2021.

During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities and equity treatment of Class A Common Stock. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities and equity treatment of Class A Common Stock as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of June 30, 2021.

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

Through June 30, we incurred approximately $11,188,654 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $10,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $18,375,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated August 7, 2020 which was filed with the SEC.

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

As of June 30, 2021, after giving effect to our Public Offering and our operations subsequent thereto, approximately $525,046,609 was held in the Trust Account, and we had approximately $870 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Holdings V, Inc. for the quarter ended June 30, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets, (ii) Statement of Income, (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS V, INC.

Date: August 2, 2021	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)